Form 10QSB
period 2004-09-30
CAMERON INTERNATIONAL INC
filed 2004-11-12
CIK 1281057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2004

                        Commission File Number 333-114392


                           CAMERON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


        NEVADA                                            51-0477291
(State of Incorporation)                    (I.R.S. Employer Identification No.)


              11677 Montana Avenue, Suite 13, Los Angeles, CA 90049
               (Address of Principal Executive Offices) (Zip Code)


                                 (310) 476-4826
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,480,000 shares of Common Stock outstanding as of September 30, 2004.

                          PART 1 FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of September 30, 2004 and results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of             As of
                                                                 September 30,      December 31,
                                                                     2004              2003
                                                                   -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 3,827           $ 4,247
                                                                   -------           -------
TOTAL CURRENT ASSETS                                                 3,827             4,247
                                                                   -------           -------

      TOTAL ASSETS                                                 $ 3,827           $ 4,247
                                                                   =======           =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                                            $    --           $    --

STOCKHOLDERS' EQUITY
  Common stock, ($.001 par value, 50,000,000 shares
   authorized: 1,480,000 and 1,470,000 shares issued
   and outstanding as of September 30, 2004 and
   December 31, 2003, respectively)                                  1,480             1,470
  Additional paid-in capital                                         4,320             4,230
  Stock subscription receivable                                         --              (400)
  Deficit accumulated during development stage                      (1,973)           (1,053)
                                                                   -------           -------
TOTAL STOCKHOLDERS' EQUITY                                           3,827             4,247
                                                                   -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 3,827           $ 4,247
                                                                   =======           =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                         December 30, 1999
                                          Nine Months     Nine Months    Three Months    Three Months      (inception)
                                             Ended           Ended           Ended           Ended           through
                                          September 30,   September 30,   September 30,   September 30,    September 30,
                                              2004            2003            2004            2003             2004
                                           ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                                 $       --      $       --      $       --      $       --       $       --
                                           ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                                     --              --              --

GENERAL & ADMINISTRATIVE EXPENSES                 920           1,000             800           1,000            1,973
                                           ----------      ----------      ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           920           1,000             800           1,000            1,973
                                           ----------      ----------      ----------      ----------       ----------

NET INCOME (LOSS)                          $     (920)     $   (1,000)     $     (800)     $   (1,000)      $   (1,973)
                                           ==========      ==========      ==========      ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE                  0.00            0.00            0.00            0.00
                                           ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,479,964         171,533       1,480,000         510,870
                                           ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 30, 1999 (inception) through September 30, 2004
--------------------------------------------------------------------------------

                                                                                                        Deficit
                                                                                                      Accumulated
                                                               Common    Additional      Stock          During
                                                 Common        Stock      Paid-in     Subscription    Development
                                                 Stock         Amount     Capital      Receivable        Stage        Total
                                                 -----         ------     -------      ----------        -----        -----
Balance, December 30, 1999                             --     $    --      $    --        $  --         $    --      $    --

Net lncome, December 31, 1999                                                                                --           --
                                               ----------     -------      -------        -----         -------      -------
BALANCE, DECEMBER 31, 1999                             --          --           --           --              --           --
                                               ==========     =======      =======        =====         =======      =======
Net lncome, December 31, 2000                                                                                --           --
                                               ----------     -------      -------        -----         -------      -------
BALANCE, DECEMBER 31, 2000                             --          --           --           --              --           --
                                               ==========     =======      =======        =====         =======      =======
Net lncome, December 31, 2001                                                                                --           --
                                               ----------     -------      -------        -----         -------      -------
BALANCE, DECEMBER 31, 2001                             --          --           --           --              --           --
                                               ==========     =======      =======        =====         =======      =======
Net lncome, December 31, 2002                                                                                --           --
                                               ----------     -------      -------        -----         -------      -------
BALANCE, DECEMBER 31, 2002                             --          --           --           --              --           --
                                               ==========     =======      =======        =====         =======      =======
Common stock issued on August 15, 2003
to directors for services @ $0.001 per share    1,000,000       1,000           --           --                        1,000

Common stock issued on September 1, 2003
through December 31, 2003
for cash @ $0.01 per share                        470,000         470        4,230         (400)                       4,300

Net loss, December 31, 2003                                                                              (1,053)      (1,053)
                                               ----------     -------      -------        -----         -------      -------
BALANCE, DECEMBER 31, 2003                      1,470,000       1,470        4,230         (400)         (1,053)       4,247
                                               ==========     =======      =======        =====         =======      =======
Common stock issued on January 2, 2004
for cash @ $0.01 per share                         10,000          10           90                                       100

Stock subscription receivable                                                               400                          400

Net loss September 30, 2004                                                                                (920)        (920)
                                               ----------     -------      -------        -----         -------      -------
BALANCE, SEPTEMBER 30, 2004                     1,480,000     $ 1,480      $ 4,320        $  --         $(1,973)     $ 3,827
                                               ==========     =======      =======        =====         =======      =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        December 30, 1999
                                           Nine Months     Nine Months    Three Months    Three Months     (inception)
                                             Ended           Ended           Ended           Ended           through
                                          September 30,   September 30,   September 30,   September 30,    September 30,
                                              2004            2003            2004            2003             2004
                                            -------         -------         -------         -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                        $  (920)        $(1,000)        $  (800)        $(1,000)         $(1,973)
                                            -------         -------         -------         -------          -------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                     (920)         (1,000)           (800)         (1,000)          (1,973)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                       --              --              --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in common stock                        10           1,000              --           1,000            1,480
   Change in additional paid-in capital          90              --              --              --            4,320
   Stock subscription receivable                400              --              --              --               --
                                            -------         -------         -------         -------          -------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                      500           1,000              --           1,000            5,800
                                            -------         -------         -------         -------          -------

    NET INCREASE (DECREASE) IN CASH            (420)             --            (800)             --            3,827

    CASH AT BEGINNING OF PERIOD               4,247              --           4,627              --               --
                                            -------         -------         -------         -------          -------
    CASH AT END OF PERIOD                   $ 3,827         $    --         $ 3,827         $    --          $ 3,827
                                            =======         =======         =======         =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid                            $    --         $    --         $    --         $    --          $    --
                                            =======         =======         =======         =======          =======

   Income taxes paid                        $    --         $    --         $    --         $    --          $    --
                                            =======         =======         =======         =======          =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Cameron International, Inc (the Company) was incorporated under the laws of the State of Nevada on December 30, 1999.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, set-up of a website, and development of its business plan and a target customer market.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

B. BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 30, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. INCOME TAXES (CONTINUED)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $1,973 during the period from December 30, 1999 (inception) to September 30, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $3,827 is sufficient to cover the expenses they will incur during the next twelve months.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


NOTE 6. INCOME TAXES

                                                        As of September 30, 2004
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $   296
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                       296
     Valuation allowance                                            (296)
                                                                 -------

     Net deferred tax assets                                     $     0
                                                                 =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                   $    (0)
     2000 Net Operating Income                                        (0)
     2001 Net Operating Income                                        (0)
     2002 Net Operating Income                                        (0)
     2003 Net Operating Loss                                      (1,053)
     2004 Net Operating Loss (nine months)                          (920)
                                                                 -------

     Net Operating Loss                                          $(1,973)
                                                                 =======

As of September 30, 2004, the Company has a net operating loss carryforwards of approximately $1,973. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. On February 2, 2004 the Company split its common stock ten for one (10:1) from 148,000 to 1,480,000 shares outstanding. All stock transactions have been retroactively restated to reflect the ten for one stock split.

On August 15, 2003 the Company issued 1,000,000 shares of common stock to a director for services rendered valued at $0.001 per share.

On September 1, 2003 through December 31, 2003 the Company issued 470,000 shares of common stock for cash at $0.01 per share.

On January 2, 2004 the Company issued 10,000 shares of common stock for cash at $0.01 per share.

As of September 30, 2004 the Company had 1,480,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2004:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,480,000 shares issued and outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent audited financials included in their SB-2 Registration Statement.

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Our current cash balance is $3,827. Revenues were -0- for the quarter ending September 30, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $800 for the quarter ended September 30, 2004 and $1,000 for the same period in 2003. We are in the initial phase of our principal operations and no revenues have been generated to date. As of the date of this filing, we have taken the following steps: developed our business plan, secured the URL CameronAgency.com, initiated our website, and registered the securities sold in September 2003 through January 2004 with the Securities and Exchange Commission. The securities were registered for resale on behalf of the company's shareholders and at the company's expense. Our business plan includes a need for cash of $192,500 by the end of March 2005. We plan to raise this capital through the sale of equity securities during the months of February and March 2005, however, at this time we do not have any agreements with or commitments from any financial source to provide this capital. During 2005, after raising funding, we intend to hire the following employees, and execute the following portions of our business plan: We will hire one marketing manager at a cost of $20,000 who will create, develop, and implement marketing programs for our company and our clients. We will hire one search engine placement expert at a cost of $12,000. They will create search engine optimization strategy for our web site by drafting the text in a fashion whereby the programming will attract search engines to list the site. This is done by targeting keywords or phrases related to the marketing industry. We intend to hire one office employee/bookeeper at a cost of $15,000. We also plan to purchase computers, furniture, and equipment at a cost of $25,000. We will also incur website development costs of $90,000 which will include site design, page design, graphic design, and software programming. We plan to budget $15,000 for rent and other operating expenses such as utilities, phone, faxes and general business related expenses from March through September 2005. We plan to begin marketing the company by listing on search engines in June 2005 spending $20,000 through September 2005.

RISKS

Investors in Cameron International, Inc. should carefully consider the following material risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY. WE HAVE TAKEN INITIAL STEPS IN FURTHERANCE OF OUR PLAN OF OPERATION. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have not yet earned revenues and we have not yet become profitable. Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to achieve profitability or continue operations.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR CAMERON INTERNATIONAL WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As described in Note 4 of our accompanying financial statements, our losses to date and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits.

CAMERON INTERNATIONAL HAS NO SALES, PROVEN MARKET, OR CONSUMER DEMAND. IN AN EXTREME CASE, WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

     The lack of a proven market for our services means that the true market for this product may be minor or nonexistent. This could result in little or no product sales, possibly resulting in the loss of all of our shareholders' investment in our company and the cessation of our business.

OUR BUSINESS STRATEGY REQUIRES US TO RAISE CASH OF $192,500. WITHOUT THIS FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATIONS, REVENUES, OR PROFITS AND MAY BE ONLY PARTIALLY SUCCESSFUL OR COMPLETELY UNSUCCESSFUL IN IMPLEMENTING OUR BUSINESS PLAN, RESULTING IN OUR SHAREHOLDERS LOSING PART OR ALL OF THEIR INVESTMENT.

     We require new funding of $192,500 in order to complete our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. We intend to use funding we receive to provide cash for our business plan during the next twelve months as we do not anticipate cash flows from sales to begin until the fourth quarter of 2005. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven services. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

THERE IS NO CURRENT PUBLIC MARKET FOR OUR SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK IS NOT PUBLICLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     We are not registered on any public stock exchange, however, we plan to contact a market maker to obtain a listing for trading on the OTC Electronic Bulletin Board. We do not know when we will be able to contact the market maker, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

OUR SOLE DIRECTOR/OFFICER BENEFICIALLY OWNS 68% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

     Due to the controlling amount of his share ownership in our company, if our sole director/officer decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If our director/officer decides to sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of our director or officer (affiliate) to sell shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

OUR DIRECTOR/OFFICER BENEFICIALLY OWNS 68% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. HE WILL CONTROL AND MAKE CORPORATE DECISIONS THAT MAY DIFFER FROM THOSE THAT MIGHT BE MADE BY THE OTHER SHAREHOLDERS.

     Due to the controlling amount of his share ownership in our company, our sole director/officer will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

THE CURRENT OFFICER, STEPHEN SAMUELS, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY TWO TO FOUR HOURS PER WEEK TO COMPANY MATTERS, AND AT THE SAME TIME, HE IS INVOLVED IN OTHER BUSINESS ACTIVITIES. CAMERON'S NEEDS FOR HIS TIME AND SERVICES COULD CONFLICT WITH HIS OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE CAMERON'S AFFAIRS, RESULTING IN CAMERON REMAINING A START-UP COMPANY WITH LIMITED OPERATIONS, NO REVENUES, OR PROFITS.

     We have not formulated a plan to resolve any possible conflicts that may arise. While Cameron has not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, Mr. Samuels has verbally agreed to limit his role in all other business activities and devote full time services to Cameron after we raise sufficient capital through the sale of securities through a private placement and are able to provide officers' salaries per our business plan.

CONTROLS AND PROCEDURES

Cameron's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, he concluded that, as of the Evaluation Date, Cameron had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Cameron's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        31 302 Certification of Chief Executive and Chief Financial Officer 32 906 Certification of Chief Executive and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL, INC.

Date: 11/10/04


By: /s/ Stephen Samuels
------------------------------------
Stephen Samuels, President