Form 10KSB
period 2004-12-31
CAMERON INTERNATIONAL INC
filed 2005-03-31
CIK 1281057

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2004

                        Commission File Number 333-114392


                           CAMERON INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


           NEVADA                                          51-0477291
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


Hangar 8, 2828 Donald Douglas Loop North
          Santa Monica, CA                                   90405
(Address of principal Executive Offices)                   (Zip Code)


                                 (775) 352-4065
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended December 31, 2004.

As of December 31, 2004, the registrant had 1,480,000 shares of common stock, $.001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                               TABLE OF CONTENTS

PART I.
Item 1.  Description of Business............................................  1
Item 2.  Description of Property............................................ 10
Item 3.  Legal Proceedings.................................................. 11
Item 4.  Submission of Matters to a Vote of Securities Holders.............. 11

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters........... 11
Item 6.  Managements Discussion and Analysis or Plan of Operation........... 11
Item 7.  Financial Statements............................................... 12
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure........................................... 12
Item 8A. Controls and Procedures............................................ 13

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons....... 13
Item 10. Executive Compensation............................................. 15
Item 11. Security Ownership of Certain Beneficial Owners and Management..... 16
Item 12. Certain Relationships and Related Transactions..................... 16
Item 13. Exhibits........................................................... 17
Item 14. Principal Accountant Fees and Services............................. 17

Signatures.................................................................. 18

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

FORM AND YEAR OF ORGANIZATION

Cameron International, Inc. was incorporated in Nevada on December 30, 1999. The company had no activity until September 2003 when Mr. Samuels took over control of the corporation in order to implement our business plan to provide marketing services to companies seeking to target and penetrate specific consumer demographics.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There have been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

Cameron International plans to begin offering it's marketing services to companies seeking to target and penetrate specific consumer demographics during 2005. We intend to offer our services to consumer products based companies throughout the United States. Our marketing agency will offer a broad range of services designed to raise brand awareness and drive consumer action. Through our efforts we intend to gain market share for our potential clients with minimum commitments of their resources. Our strategy will be to create unique marketing initiatives, promotions, strategies and implementation tactics to enroll trendsetting consumers (consumers that create trends through their purchase decisions) into becoming evangelists for our potential clients products. We will target key influencers (influential people within a peer group) and early adopters (people that are first to purchase a new product or service) within each geographic and demographic target market to create consumer trends and drive sales of our potential clients products or services. Our strategy is to reach and penetrate consumer markets with a variety of targeted marketing plans and promotional methods to help our potential clients achieve their goals.

It has become increasingly difficult for companies to get their product messages heard above the excessive ad noise that today's consumers are facing. "Audiences are so sophisticated these days. Blatant in-your-face advertising just doesn't work." says TV producer Matti Lesham, CEO of Diplomatic Productions in Los Angeles ( September 25th, 2003 CNN.com). Mainstream advertising continues, resulting in diminishing returns for advertisers. Consumers are using chat rooms, email, and the web to research and communicate about new products or services. They rely upon the endorsement or implied endorsement of a friend or trusted public figure to make their purchase decisions. They are ignoring mainstream advertising and its bombastic approach. As a result, advertisers must embrace new methods of communicating with their target markets or risk losing customers and brand loyalty.

We believe when marketing initiatives are aimed at trendsetters (influential people within a peer group that influence trends within that group) whose endorsements carry significant influence amongst their peers is when word-of-mouth is effective. Consequently, mainstream advertising methods including broadcast television, radio, and print are becoming decreasingly effective at communicating with consumers. Word-of-mouth marketing is a component of a successful marketing campaign for any product or service attempting to drive consumer action. Word-of-mouth marketing campaigns require a grass-roots approach to their product messages by communicating from "within" a target demographic.

Our goal is to specialize in facilitating our potential clients ability to get their message heard. We believe our potential clients will achieve success by creating a word-of-mouth buzz for their products or services. A word-of-mouth marketing campaign is a one-to-one (individual-to-individual) approach to developing and maintaining long-term relationships between retailers and trendsetters in each market. Trendsetters can influence the purchase decisions of their social and professional spheres, and retailers provide access to the products. Both retailers and trendsetters are critical functions in the success of a product or service using a word-of-mouth marketing campaign as a promotional tool.

In order to enroll a key influencer into becoming an evangelist for a product or a service the approach is critical. Any part of the approach that lacks credibility, or has an overtly corporate delivery of the product or service message will immediately lose momentum and fall on deaf ears. Creating subtle messages from within that persons natural environment is a requirement for the success of that message. Any overt or misleading branding will only serve to harm the efforts of the campaign to enroll a key influencer because they associate products and services with their personal identity and lifestyle. They also tend to prefer to discover products on their own and must believe in a product or services value. Street credibility is essential in the effort to gain a key influencers support, but the rewards are as valuable as the scope of that persons influence. Quite literally, they can drive a market based upon what they say, but they must not be dissuaded by an advertisers methodology. Instead, genuine product messages, about quality products, communicated in a sincere and creative manner must be employed to gain their support. We will create these types of marketing campaigns for our clients to help achieve their goals.

We intend to raise brand awareness and drive consumer action within the highly desirable youth market for our clients. We believe the youth market responds favorably to subtle marketing strategies. We intend to create and implement guerilla marketing plans by using non-traditional media such as flyering, postering, stickering, online marketing, events, contests, sponsorships, product bundling, and giveaways that will enroll Generation X and Generation Y in our potential clients agenda. We will offer customized marketing services to our clients to fit their business models.

We will offer the following services:

     Guerilla Marketing - Low budget marketing campaigns that use tactics outside of traditional media. " Guerilla marketing creates brand loyalty if your product is good." (Rich Cotler, The Licensing Book, Feb. 2003)

     Target Marketing - Target marketing is critical for customer acquisition. We will attain the most current market research through publications such as Jupiter Communications to designate target markets and then employ specific methods to reach that target. Estimated costs of that research will vary based upon the clients needs, target audience, and the type of product or service message they intend to communicate. These costs will be passed on to the client as part of the cost of their campaign.

     Promotional Marketing - A wide array of tactics that drives consumers to act, creates positive brand identity and drives sales. There are short-to medium duration concentrated strategies such as street promotions and online viral (word-of-mouth) activities using targeted emails. Medium-to-long duration methods such as outdoor advertising and postings (sniping), online buzz (PR), product sampling to drive consumer action.

     College Marketing - On/off campus promotions that are designed to draw attention quickly. Numerous activities that rapidly gain interest and drive response, including giveaways, outreach programs, on campus points of presence, direct consumer communications.

     Youth Marketing - Specific teen marketing operations aimed at the 13-17 year-old demographic. These specific operations are; celebrity endorsements, product placement in video games and movies, instant messaging and internet marketing. We currently have no contracts or agreements, understandings written or verbal, with any celebrities to provide product or service endorsements for our clients. We currently have no contracts or agreements, understandings written or verbal, with any video game or movie companies to provide product placement opportunities for our clients products or services .

     Event Marketing - Specific promotional activities at key target events that attract specific audiences within a demographic. Concerts, rallies, speeches, and contests are examples of event marketing.

     Special Events - Creation of special events such as concerts, tours, bar/nightclub activities, and entertainment premieres.

     Product Sampling - Direct distribution of branded merchandise to a target demographic. These service can be conducted either through a man-on-the-street campaign or by bundling product samples with giveaways such as student care packages.

     One-to-One Marketing - Verbal communication between a marketer or evangelist for a product or service that is done on a one-to-one basis. Often combined with product sampling activities.

     Viral Marketing - Any online promotional activity that spreads itself like a virus. Viral marketing is effective for product introduction, brand awareness, and driving consumer action. It generates exponential customer recruitment, where consumers act as agents, endorsing and promoting a product or service. These agents or key influencers are usually given incentives to pass along promotional messages and offers (typically spread through email and instant messaging). They become a virtual sales force and minimize the cost of customer acquisition.

     Buzz Marketing - Buzz marketing tactics target chat sites, message boards, newsgroups, and other online forums enabling direct recruitment of consumers. These initiatives create significant product awareness and drives offline purchase decisions.

     Online PR / Public Relations - Online public relations strategies consists of press release distribution to key special interest sites. These sites are a strategic link between companies and their potential customers, typically offering news, gossip, and other venues of disbursement for details regarding existing or upcoming products.

     Search Engine Optimization - Each keyword, phrase or concept related to specific content on the site offers a unique opportunity to attract and target visitors and present those visitors with the exact information they are looking for. For this reason, top ranking search results offer an irreplaceable toll for credibility in a consumers mind. Audience members will visit a clients site and have an immediate brand identity for their products and services.

     Cross Promotional Linking - Cross promotional linking is when web sites link to each other to increase traffic and search engine ranking.

     Trade Show Staffing and Support - Trade shows are an extremely cost-effective means to secure industry and consumer recognition amongst target groups. We can attend the show and staff the booths with professional models who help create interest and dialogue.

     Sponsorships, Giveaways and Contests - Creating promotional ideas is another activity we employ to promote a client's company and products.

     Post-Action Reports - We will supply our clients with an action report detailing the work performed and the results.

     Surveys and Market Research - We will conduct online and offline polling initiatives to garner the most current and viable market data.

     Target Ad Buying and Creative - Fanzines, college newspapers, music and film publications are all publications that overlooked by the dominate advertising industry, but offer highly targeted audiences. Our agency will create and implement campaigns in these alternative sources.

     Product Bundling - We will create strategic partnerships and product bundling opportunities for our clients. We have not yet identified specific partnerships. We plan to create product bundling opportunities by providing bundling services to our clients. We offer clients that have complimentary products or services and bundle them together during promotions.

In contrast to traditional advertising plans created to push product messages at consumers, our style of marketing tactics is intended to create long-term brand loyalty, and consumer awareness, by being subtle rather than using overt product messages. Our marketing tactics are designed to either supplement a traditional advertising campaign, or replace the traditional route entirely.

Management has taken the following steps to further our business plan:

We have developed our business plan based upon our director's experience in the marketing services industry. Our president has begun direct marketing of our company's services.

We have secured a URL and our preliminary web site is functioning at www.CameronAgency.com. The site currently consists of one page. We plan to expand the website into a multi-page site to promote our marketing services during the second quarter of 2005.

While our goal is to raise $200,000 in order to accelerate the implementation of our business plan, we plan to seek sales throughout 2005, as there is no assurance that such funds will be secured.

We plan to rely upon our president's efforts to generate sales in 2005. We also plan to seek funding of $200,000 by June 2005 in order to expand our business rate of growth.

If we are able to secure additional funding of $200,000, we plan to take the following steps during the twelve months after funding:

     Incur the following costs and expenses: $14,000 for operating expenses, $90,000 to develop our web site, $20,000 to fund our marketing.

     Purchase computers, software, printers, office equipment and furniture, for a total of $25,000.

     Hire three employees: $15,000 for a bookkeeper, $12,000 for a marketing manager, $12,000 for a search engine expert.

     Begin our search engine placement at a total cost of $4,500 .

Total budget costs and expenses through end of the first twelve months:
$192,500.

We plan to promote our services through a search engine optimization strategy to create rankings on the Internet's search engines. A search engine optimization strategy is the drafting of the text on a web site and the programming that will attract search engines to list the site. Each keyword or phrase related to the marketing industry will be targeted through our site. Search engine optimization should attract potential customers to our web site and create the opportunity for us to sell our services to those qualified leads.

We plan to achieve all of our business plan goals, however, there is no guarantee we will be successful in implementing our business plan. We intend to raise $200,000 in funding in order to meet our maximum business plan goals. We plan to proceed with offering our company's services whether we receive partial funding or no funding. Management has plans to seek funding for our business plan through venture capital sources or private sales of securities, however, we have not identified or contacted any venture capital sources, and we have not identified or taken any steps to identify any person or other entity concerning private sales of securities.

If we are incapable of executing our business plan we would then investigate reasonable business options available to retain value for our shareholders. This could possibly be achieved by offering the leads generated from our web site to other marketing agencies, creating marketing plans and marketing strategies for other marketing agencies, or operating as a source for larger marketing agencies seeking to connect with our niche youth-oriented demographic. We currently have no leads generated from our web site, relationships with other marketing agencies, nor penetration into the youth demographic and there is no assurance we ever will. We could continue making progress on our business plan by developing alternatives such as limiting the scope of the services we offer clients to reduce costs, adjusting or reducing our in-house marketing costs, or reducing our costs for the development of our web site, and adjusting our timeline for the delivery of our services. We could also seek a joint venture with another business entity that would compliment our business plan goals. We may seek a joint venture with a marketing or advertising agency because they are in the marketing services industry. Currently, there are no pending arrangements, understandings or agreements with other businesses, agencies or entities for combining businesses or forming joint ventures, or any other material transactions.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

Cameron plans to utilize its management's background in sales and marketing to offer our youth oriented marketing services to companies seeking to target that audience. Our president has a background in the marketing services industry through past employment with professional marketing agencies. We plan to offer our marketing services to the businesses seeking marketing services through our web site.

STATUS OF ANY PUBLICLY ANNOUNCED  NEW PRODUCTS OR SERVICES

Cameron has no new product or service planned or announced to the public.

COMPETITION AND COMPETITIVE POSITION

Beginning in 2005, Cameron International intends to compete in the marketing services industry. The marketing services industry provides marketing plans, strategies, and executes those strategies on behalf of their clients. The intended goal is to communicate a product or service message to consumers in the most effective way possible. The method delivering a product or service message to a consumer may vary based upon the demographics of the intended target audience, but the goal is to get the message heard and drive consumers to act based upon that message.

Cameron International Inc. competitors have longer operating histories, larger customer bases, and greater brand recognition than Cameron International Inc. A few of our competitors are Omnicon, IPG, Zipatoni, Momentum, Alcone, GMR, and Buzz Marketing Group. We are not aware of any significant barriers to Cameron International's entry into the promotional marketing business, however, as of December 31, 2004, we have no sales or share of this market.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We have no principal suppliers or sources for raw materials. We will utilize our management's background to offer our planned marketing services on the Internet, without the use of major suppliers of raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Cameron will not depend on any one or a few major customers. Management has experience in the management of marketing services in the United States.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We own our Internet domain name, CameronAgency.com, and will expand our web site when we receive sufficient funding. We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Cameron is not required to apply for or have any government approval for its products or services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

Cameron will be subject to federal laws and regulations that relate directly or indirectly to its operations. We will be subject to common business and tax rules and regulations pertaining to the operation of our business in the State of California.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Cameron has not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Environmental regulations have had no materially adverse effect on Cameron's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

Cameron's only current employee is its officer who will devote as much time as the board of directors determines is necessary to manage the affairs of the company. The officer intends to work on a part time basis while promoting the company's business and on a full time basis when Cameron raises capital per its business plan. Our business plan calls for hiring 3 new full-time employees during the twelve months immediately after securing additional funding.

RISKS

Investors in Cameron International, Inc. should carefully consider the following material risk factors associated with our plans and product:

WE HAVE ONLY RECENTLY BEGUN OUR OPERATIONS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE NEXT TWELVE MONTHS.

     From inception through December 31, 2004, we had no revenues and no profits. While we will have sales in 2005, it is possible our expenses will exceed our revenue for the next twelve months. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to achieve profitability or continue operations.

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

THROUGH DECEMBER 31, 2004, WE HAD NO SALES, PROVEN MARKET, OR CONSUMER DEMAND. IN AN EXTREME CASE, WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

     The lack of a proven market for our services means that the actual market for our services may be minor or nonexistent. With little or no sales, there is a possibility our shareholders could lose all of their investment in our company and we would be forced to cease all operations.

OUR BUSINESS STRATEGY REQUIRES US TO RAISE FUNDING OF $200,000. WITHOUT THIS FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATIONS, REVENUES, OR PROFITS AND MAY BE ONLY PARTIALLY SUCCESSFUL OR COMPLETELY UNSUCCESSFUL IN IMPLEMENTING OUR BUSINESS PLAN, RESULTING IN OUR SHAREHOLDERS LOSING PART OR ALL OF THEIR INVESTMENT.

     We are relying upon raising new funding of $200,000 in order to maximize our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. We intend to use funding we receive to provide cash for our business plan during the next twelve months as we will not receive cash flows from sales until the first quarter of 2005. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven services. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

THERE IS NO CURRENT PUBLIC MARKET FOR OUR SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK HAS NOT YET PUBLICLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     We have obtained a listing for trading on the OTC Electronic Bulletin Board (symbol CMRN) but there has been no trading of our shares to date, there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

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

     We have not formulated a plan to resolve any possible conflicts that may arise. While Cameron has not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, Mr. Samuels has verbally agreed to limit his role in all other business activities and devote full time services to Cameron after we raise sufficient capital through the sale of securities through a private placement and are able to provide officers' salaries per our business plan

ITEM 2 - DESCRIPTION OF PROPERTY

Cameron's principal executive office address is Hangar 8, 2828 Donald Douglas Loop North, Santa Monica, CA 90405. The principal executive office and telephone number are provided by an officer of the corporation. The office is used by the officer for other business interests and is estimated to be sufficient for our business needs until such time as we receive funding and should remain sufficient to accommodate our hiring requirements during the initial phases of our business. We do not anticipate having to seek new offices until our business needs increase. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. We consider our current principal office space arrangement adequate until such time as we achieve our business plan goal of raising capital of $200,000 and then begin hiring new employees per our business plan.

ITEM 3 - LEGAL PROCEEDINGS

Cameron is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2004.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cameron has obtained a listing on the OTC Bulletin Board. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of this date there has been no public trading of our securities, and, therefore, no high and low bid pricing. As of December 30, 2004, Cameron had 47 shareholders of record. We have paid no cash dividends and have no outstanding options.

The company filed an SB-2 registration statement to register 480,000 shares held by 46 non-affiliated shareholders. Our officer and director holds a total of 1,000,000 shares, which are not registered.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cameron's current cash balance is $3,791. Until approximately March 31 of 2005, we believe our small cash balance is sufficient to pay for our current costs and expenses. We intend to have sales and cash flows from sales beginning in the first quarter of 2005. If we experience a shortage of funds prior to our planned funding efforts, our director has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and correspondence with our shareholders. Our director has no formal commitment, arrangement or legal obligation to advance or loan funds to Cameron. In order to maximize our business plan goals over the next twelve months, we will need to raise capital through the sale of equity securities. From inception until December 31, 2004 we generated no revenue. Since inception, we sold $4,800 in equity securities to pay for our minimum level of operations.

We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern. As described in Note 4 of our accompanying financial statements, our losses to date and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits. Although management has believes their plan for Cameron will generate revenue and profit, there is no guarantee their past experiences will provide Cameron with similar future successes.

In order to meet all of our current business plan goals during the next twelve months, we need to raise additional funding. We intend to use cash flows from sales and additional funding we receive to provide cash for our business plan during the next twelve months. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, longer than anticipated lead time necessary for us to complete our marketing plan, and a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we may utilize one or more options such as use existing cash in the bank, funds loaned by our director, or we might ask our shareholders for funds. While our director has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and correspondence with our shareholders , neither our director nor our shareholders have any formal commitments, arrangements or legal obligation to advance or loan funds to Cameron. To date, there have been no loans by the director to Cameron, no negotiated material terms or agreed upon amounts, and no formalized agreements of any kind. Management has not formulated detailed plans for a scenario in which we receive partial funding, but we will consider moving ahead with our business plan at a slower pace if we receive partial funding. We could modify our business plan to implement our plan over a longer timetable, reduce the number of marketing services we intend to offer, or seek out a partnership with an existing marketing agency whereby we offer our services without setup costs.

There are no current plans for additional product research and development during the next twelve months. We plan to purchase approximately $25,000 in furniture and computers during the next twelve months from proceeds of our equity security sales. Our business plan provides for an increase of three employees during the next twelve months.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements of Cameron for the years ended December 31, 2004 and 2003, and related notes which are included in this offering have been examined by Armando C. Ibarra, CPA, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of December 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of December 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of Cameron, whose one year term will expire 03/05/06, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address                 Age  Position    Date First Elected  Term Expires
--------------                 ---  --------    ------------------  ------------
Stephen Samuels                 33  President,       08/10/03          03/05/06
Hangar 8                            Secretary,
2828 Donald Douglas Loop North      Director
Santa Monica, CA 90405

The foregoing person is a promoter of Cameron, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The director and officer currently devotes an immaterial amount of time, approximately two to four hours per week, to manage the business affairs of our company. After receiving funding per our business plan Mr. Samuels intends to devote full time services to the company.

No executive officer or director of the corporation has been the subject of any order, judgement, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

RESUME

Stephen Samuels
President, Secretary Treasurer & Director

Mr. Samuels business experience over the past five years has consisted of working for the following three companies:

Marketing Director for Jstar Brands (3/2003 - 10/2003) which is a marketing and distribution company for liquor. He was responsible for brand building and creating distribution opportunities for the company's line of spirits. He performed the following duties; implemented sales incentives, managed field marketing programs, created event sponsorship opportunities, oversaw advertising and promotional opportunities, and launched a Dutch vodka brand in Los Angeles and Las Vegas.

Chief Executive Officer for the Ford Institute for Integrative Coaching (4/2001
- 1/2003) which is a personal growth company that produces seminars. He performed the following duties; developed strategies, policies and infrastructure for high growth personal development training company, translated founders vision into revenue streams, created fulfillment programs, built community of over 10,000 advocates, streamlined and enhanced productivity of all operations, developed a licensing business model and effectively managed all proprietary materials and trademarks.

New Business Development Manager for KBA Marketing (5/1997 - 2001) which is a marketing services agency for consumer products and services. He worked with Executive Vice President prospecting for new clients that built on existing client programs, developed branding strategies, advocacy programs, guerrilla marketing tactics and sponsorship opportunities for clients, created corporate sponsorship package for national 2 million dollar tour, lead the development of new business marketing proposals for brands such as Salon Selectives, Jobs.com, Sirius Satellite Radio, and HBO, developed systems for enhanced communications and productivity between account executives, creative, operations and accounting departments.

Mr. Samuels is currently working as an independent marketing consultant. He works with clients to develop marketing plans and strategies for their businesses.

ITEM 10 - EXECUTIVE COMPENSATION

Cameron's current officers receive no compensation. The current Board of Directors is comprised of only Mr. Stephen Samuels.

                           Summary Compensation Table

                                             Other
Name &                                       annual     Restricted                          All other
principal                                    compen-      stock      Options     LTIP        compen-
position     Year   Salary($)   Bonus($)    sation($)     awards     SARs($)   Payouts($)   sation($)
--------     ----   ---------   --------    ---------     ------     -------   ----------   ---------
S Samuels    2003     -0-         -0-          -0-         -0-         -0-        -0-          -0-
President    2004     -0-         -0-          -0-         -0-         -0-        -0-          -0-

There are no current employment agreements between the company and its executive officer.

The board agreed to pay Mr. Samuels for administrative services and services related to the company's business plan 100,000 shares of the company's common stock on August 15, 2003. The stock was valued at $0.01 per share. Mr. Samuels received 900,000 shares of our common stock pursuant to a 10 for 1 forward stock split (9 new shares for each existing share) executed February 2, 2004.

The terms of these stock issuances were as fair to the company, in the board's opinion, as could have been made with an unaffiliated third party.

The officer currently devotes an immaterial amount of time to manage the affairs of the company. The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide an initial salary to our current officer/director of $50,000 per year. The officer and board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $15,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of Cameron in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Cameron's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Cameron's common stock through the most current date - December 31, 2004:

Title of            Name &                          Amount &            Percent
Class               Address                     Nature of owner          Owned
-----               -------                     ---------------          -----
Common        Stephen Samuels                    1,000,000 (a)            68%
              Hangar 8
              2828 Donald Douglas Loop North
              Santa Monica, CA 90405

Total Shares Owned by Officers
 & Directors as a Group                          1,000,000                68%

----------
(a) Mr. Samuels received 100,000 shares of the company's common stock on August 14, 2003 for administrative services and services related to the company's business plan. Mr. Samuels received 900,000 shares of our common stock pursuant to a 10 for 1 forward stock split (9 new shares for each existing share) executed February 2, 2004.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Stephen Samuels, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

The board agreed to pay Mr. Stephen Samuels 100,000 shares of the company's common stock for services related to the company's business plan. The stock was valued at $0.01 per share. Mr. Samuels received 900,000 shares of our common stock pursuant to a 10 for 1 forward stock split (9 new shares for each existing share) executed February 2, 2004.

ITEM 13 - EXHIBITS

     Exhibit 3(i)   Articles of Incorporation                           Included
     Exhibit 3(ii)  Bylaws                                              Included
     Exhibit 31.1   302 Certification of Chief Executive Officer        Included
     Exhibit 31.2   302 Certification of Chief Financial Officer        Included
     Exhibit 32.1   906 Certification of Chief Executive Officer        Included
     Exhibit 32.2   906 Certification of Chief Financial Officer        Included

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the services provided to Cameron International by Armando C. Ibarra, CPA, independent registered accounting firm, for the years ended December 31, 2004 and 2003 are as follows:

                                                     2004             2003
                                                     ----             ----
     Audit fees (a)                                 $1,000           $1,000
     Audit related fees (b)                              0                0
     Tax fees ( c)                                       0                0
     All other fees (d)                                  0                0

a) Relates to services for the annual financial statement audits included in our Form 10-K, quarterly reviews for the financial statements included in our Form 10-Q's, other financial statement audits that were required by SEC rules, reviews of registration statements and other SEC filings.
b) Relates to fees paid for assurance and related services for the performance of the audit or review of our financial statements and are not included in audit fees.
c) Relates to services for review of certain tax filings as well as research and advice for tax compliance and tax planning.
d)   Relates to services provided to us other than the services reported above.

The audit committee's policy is to pre-approve all audit and permissible audit-related services provided by the independent auditors. The audit committee will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related services, for the upcoming or current fiscal year. All non-audit services are approved by the audit committee in advance on a case-by-case basis. Any service that is not included in the approved list of services or that does no fit within the definition of a pre-approved service is required to be presented separately to the audit committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication. The audit committee has reviewed all of the services provided to us by our independent auditors and concluded those services are compatible with that firm's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL, INC.


By: /s/ Stephen Samuels
   ---------------------------
   Stephen Samuels
   Director and President                                   Dated March 29, 2005

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation

Armando C. Ibarra, C.P.A.                   Members of the California Society of
                                            Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the American Institute of
                                            Certified Public Accountants
                                            Registered with the Public Company
                                            Accounting Oversight Board


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Cameron International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Cameron International, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and for the period of December 30, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stated). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the period of December 30, 1999 (inception) to
December  31,  2004,  in  conformity  with  US  generally  accepted   accounting
principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently in the development stage. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra, C.P.A.
---------------------------------
Armando C. Ibarra, CPA

Chula Vista, Ca.
March 18, 2005

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of             As of
                                                                      December 31,      December 31,
                                                                         2004              2003
                                                                       --------          --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 3,791           $ 4,247
                                                                        -------           -------
TOTAL CURRENT ASSETS                                                      3,791             4,247
                                                                        -------           -------

      TOTAL ASSETS                                                      $ 3,791           $ 4,247
                                                                        =======           =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                                                 $    --           $    --

STOCKHOLDERS' EQUITY
  Common stock, ($.001 par value, 50,000,000 shares
   authorized: 1,480,000 and 1,470,000 shares issued and
   outstanding as of December 31, 2004 and 2003, respectively)            1,480             1,470
  Additional paid-in capital                                              4,320             4,230
  Stock subscription receivable                                              --              (400)
  Deficit accumulated during development stage                           (2,009)           (1,053)
                                                                        -------           -------
TOTAL STOCKHOLDERS' EQUITY                                                3,791             4,247
                                                                        -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 3,791           $ 4,247
                                                                        =======           =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                             December 30, 1999
                                                                               (inception)
                                            Year Ended        Year Ended         through
                                            December 31,      December 31,     December 31,
                                               2004              2003             2004
                                            -----------       -----------      -----------
REVENUES
  Revenues                                  $        --       $        --      $        --
                                            -----------       -----------      -----------
TOTAL REVENUES                                       --                --               --

GENERAL & ADMINISTRATIVE EXPENSES                   956             1,053            2,009
                                            -----------       -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             956             1,053            2,009
                                            -----------       -----------      -----------

NET INCOME (LOSS)                           $      (956)      $    (1,053)     $    (2,009)
                                            ===========       ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE             $     (0.00)      $     (0.00)
                                            ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,479,973           536,448
                                            ===========       ===========

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 30, 1999 (inception) through December 31, 2004
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                         Common    Additional     Stock          During
                                            Common       Stock      Paid-in    Subscription   Development
                                            Stock        Amount     Capital     Receivable       Stage       Total
                                            -----        ------     -------     ----------       -----       -----

Balance, December 30, 1999                        --    $    --      $   --        $  --        $    --     $   --

Net lncome, December 31, 1999                                                                        --         --
                                          ----------    -------      ------        -----        -------     ------
BALANCE, DECEMBER 31, 1999                        --         --          --           --             --         --
                                          ==========    =======      ======        =====        =======     ======
Net lncome, December 31, 2000                                                                        --         --
                                          ----------    -------      ------        -----        -------     ------
BALANCE, DECEMBER 31, 2000                        --         --          --           --             --         --
                                          ==========    =======      ======        =====        =======     ======
Net lncome, December 31, 2001                                                                        --         --
                                          ----------    -------      ------        -----        -------     ------
BALANCE, DECEMBER 31, 2001                        --         --          --           --             --         --
                                          ==========    =======      ======        =====        =======     ======
Net lncome, December 31, 2002                                                                        --         --
                                          ----------    -------      ------        -----        -------     ------
BALANCE, DECEMBER 31, 2002                        --         --          --           --             --         --
                                          ==========    =======      ======        =====        =======     ======
Common stock issued on August 15, 2003
to directors for services @ $0.001
per share                                  1,000,000      1,000          --           --                     1,000

Common stock issued on September 1,
through December 31, 2003 for cash
@ $0.01 per share                            470,000        470       4,230         (400)                    4,300

Net loss, December 31, 2003                                                                      (1,053)    (1,053)
                                          ----------    -------      ------        -----        -------     ------
BALANCE, DECEMBER 31, 2003                 1,470,000      1,470       4,230         (400)        (1,053)     4,247
                                          ==========    =======      ======        =====        =======     ======
Common stock issued on January 2, 2004
for cash @ $0.01 per share                    10,000         10          90                                    100

Stock subscription receivable                                                        400                       400

Net loss Decmber 31, 2004                                                                          (956)      (956)
                                          ----------    -------      ------        -----        -------     ------
BALANCE, DECEMBER 31, 2004                 1,480,000    $ 1,480      $4,320        $  --        $(2,009)    $3,791
                                          ==========    =======      ======        =====        =======     ======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              December 30, 1999
                                                                                                (inception)
                                                             Year Ended        Year Ended         through
                                                             December 31,      December 31,      December 31,
                                                                2004              2003              2004
                                                              -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $  (956)          $(1,053)          $(2,009)
  Common stock issued for services                                 --             1,000             1,000
                                                              -------           -------           -------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (956)              (53)           (1,009)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                    100             4,700             4,800
  Stock subscription receivable                                   400              (400)               --
                                                              -------           -------           -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          500             4,300             4,800
                                                              -------           -------           -------

NET INCREASE (DECREASE) IN CASH                                  (456)            4,247             3,791

CASH AT BEGINNING OF PERIOD                                     4,247                --                --
                                                              -------           -------           -------
CASH AT END OF PERIOD                                         $ 3,791           $ 4,247           $ 3,791
                                                              =======           =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                               $    --           $    --           $    --
                                                              =======           =======           =======
  Income taxes paid                                           $    --           $    --           $    --
                                                              =======           =======           =======
SUPPLEMENTAL DISCLOSURES OF NON CASH
ACTIVITIES:
  Common stock issued for services                            $    --           $ 1,000
                                                              =======           =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


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

B. BASIC EARNINGS PER SHARE

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

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $2,009 during the period from December 30, 1999 (inception) to December 31, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $3,791 is sufficient to cover the expenses they will incur during the next twelve months.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


NOTE 6. INCOME TAXES

                                                         As of December 31, 2004
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $   301
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                       301
     Valuation allowance                                            (301)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                   $     0
     2000 Net Operating Income                                         0
     2001 Net Operating Income                                         0
     2002 Net Operating Income                                         0
     2003 Net Operating Loss                                      (1,053)
     2004 Net Operating Loss                                        (956)
                                                                 -------

     Net Operating Loss                                          $(2,009)
                                                                 =======

As of December 31, 2004, the Company has a net operating loss carryforwards of approximately $2,009. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


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

On September 1, through December 31, 2003 the Company issued 470,000 shares of common stock for cash at $0.01 per share.

On January 2, 2004 the Company issued 10,000 shares of common stock for cash at $0.01 per share.

As of December 31, 2004 the Company had 1,480,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2004:

* Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,480,000 shares issued and outstanding.

NOTE 10.  SUBSEQUENT EVENT

The Company commenced sales of its services in the first quarter of 2005.