Form 10QSB
period 2005-03-31
CAMERON INTERNATIONAL INC
filed 2005-05-11
CIK 1281057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                         For Period ended March 31, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,480,000 shares of Common Stock outstanding as of March 31, 2005.

PART 1 FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of March 31, 2005 and results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of             As of
                                                                   March 31,       December 31,
                                                                     2005              2004
                                                                   -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 1,585           $ 3,791
                                                                   -------           -------
TOTAL CURRENT ASSETS                                                 1,585             3,791
                                                                   -------           -------

      TOTAL ASSETS                                                 $ 1,585           $ 3,791
                                                                   =======           =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                                            $    --           $    --

STOCKHOLDERS' EQUITY
  Common stock, ($.001 par value, 50,000,000 shares
   authorized: 1,480,000 shares issued and outstanding
   as of March 31, 2005 and December 31, 2004)                       1,480             1,480
  Additional paid-in capital                                         4,320             4,320
  Deficit accumulated during development stage                      (4,215)           (2,009)
                                                                   -------           -------
TOTAL STOCKHOLDERS' EQUITY                                           1,585             3,791
                                                                   -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 1,585           $ 3,791
                                                                   =======           =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                 December 30, 1999
                                             Three Months       Three Months       (inception)
                                                Ended              Ended             through
                                              March 31,          March 31,          March 31,
                                                2005               2004               2005
                                             -----------        -----------        -----------
REVENUES
  Revenues                                   $     1,000        $        --        $     1,000
                                             -----------        -----------        -----------
TOTAL REVENUES                                     1,000                 --              1,000

GENERAL & ADMINISTRATIVE EXPENSES                  3,206                120              5,215
                                             -----------        -----------        -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            3,206                120              5,215
                                             -----------        -----------        -----------

NET INCOME (LOSS)                            $    (2,206)       $      (120)       $    (4,215)
                                             ===========        ===========        ===========

BASIC EARNINGS (LOSS) PER SHARE              $     (0.00)       $     (0.00)
                                             ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     1,480,000          1,479,890
                                             ===========        ===========

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From December 30, 1999 (inception) through March 31, 2005
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                         Common    Additional     Stock          During
                                            Common       Stock      Paid-in    Subscription   Development
                                            Stock        Amount     Capital     Receivable       Stage       Total
                                            -----        ------     -------     ----------       -----       -----

Balance, December 30, 1999                        --    $    --      $   --        $  --        $    --     $     --

Net lncome, December 31, 1999                                                                        --           --
                                          ----------    -------      ------        -----        -------     --------
BALANCE, DECEMBER 31, 1999                        --         --          --           --             --           --
                                          ==========    =======      ======        =====        =======     ========
Net lncome, December 31, 2000                                                                        --           --
                                          ----------    -------      ------        -----        -------     --------
BALANCE, DECEMBER 31, 2000                        --         --          --           --             --           --
                                          ==========    =======      ======        =====        =======     ========
Net lncome, December 31, 2001                                                                        --           --
                                          ----------    -------      ------        -----        -------     --------
BALANCE, DECEMBER 31, 2001                        --         --          --           --             --           --
                                          ==========    =======      ======        =====        =======     ========
Net lncome, December 31, 2002                                                                        --           --
                                          ----------    -------      ------        -----        -------     --------
BALANCE, DECEMBER 31, 2002                        --         --          --           --             --           --
                                          ==========    =======      ======        =====        =======     ========
Common stock issued on August 15, 2003
to directors for services @ $0.001
per share                                  1,000,000      1,000          --           --                       1,000

Common stock issued on September 1,
through December 31, 2003 for cash
@ $0.01 per share                            470,000        470       4,230         (400)                     (4,300

Net loss, December 31, 2003                                                                      (1,053)      (1,053)
                                          ----------    -------      ------        -----        -------     --------
BALANCE, DECEMBER 31, 2003                 1,470,000      1,470       4,230         (400)        (1,053)       4,247
                                          ==========    =======      ======        =====        =======     ========
Common stock issued on January 2, 2004
for cash @ $0.01 per share                    10,000         10          90                                      100

Stock subscription receivable                                                        400                         400

Net loss Decmber 31, 2004                                                                          (956)        (956)
                                          ----------    -------      ------        -----        -------     --------
BALANCE, DECEMBER 31, 2004                 1,480,000    $ 1,480      $4,320        $  --        $(2,009)    $  3,791
                                          ==========    =======      ======        =====        =======     ========
Net loss March 31, 2005                                                                          (2,206)      (2,206)
                                          ----------    -------      ------        -----        -------     --------
BALANCE, MARCH 31, 2005                    1,480,000    $ 1,480      $4,320        $  --        $(4,215)    $  1,585
                                          ==========    =======      ======        =====        =======     ========

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              December 30, 1999
                                                             Three Months      Three Months      (inception)
                                                                Ended             Ended            through
                                                               March 31,         March 31,         March 31,
                                                                 2005              2004              2005
                                                               -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $(2,206)          $  (120)          $(4,215)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Common stock issued for services                                --                --             1,000
                                                               -------           -------           -------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (2,206)             (120)           (3,215)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                      --               100             4,800
  Stock subscription receivable                                     --               400                --
                                                               -------           -------           -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --               500             4,800
                                                               -------           -------           -------

NET INCREASE (DECREASE) IN CASH                                 (2,206)              380             1,585

CASH AT BEGINNING OF PERIOD                                      3,791             4,247                --
                                                               -------           -------           -------
CASH AT END OF PERIOD                                          $ 1,585           $ 4,627           $ 1,585
                                                               =======           =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                                $    --           $    --           $    --
                                                               =======           =======           =======
  Income taxes paid                                            $    --           $    --           $    --
                                                               =======           =======           =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $4,215 during the period from December 30, 1999 (inception) through March 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $1,585 is sufficient to cover the expenses they will incur during the next twelve months.

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

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


NOTE 6. INCOME TAXES

                                                            As of March 31, 2005
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $   632
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                         632
     Valuation allowance                                              (632)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Income                                     $     0
     2000 Net Operating Income                                           0
     2001 Net Operating Income                                           0
     2002 Net Operating Income                                           0
     2003 Net Operating Loss                                        (1,053)
     2004 Net Operating Loss                                          (956)
     2005 Net Operating Loss (1st quarter)                          (2,206)
                                                                   -------

     Net Operating Loss                                            $(4,215)
                                                                   =======

As of March 31, 2005, the Company has a net operating loss carryforwards of approximately $4,215. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

As of March 31, 2005 the Company had 1,480,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2005:

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

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

Our current cash balance is $1,585. Revenues were $1,000 for the quarter ending March 31, 2005 and -0- for the same quarter ending 2004. Operating Expenses were $3,206 for the quarter ended March 31, 2005 and $120 for the same period in 2004. We are in the initial phase of our principal operations and minimal revenues have been generated to date. As of the date of this filing, we have taken the following steps: developed our business plan, secured the URL CameronAgency.com, initiated our website, and registered the securities sold in September 2003 through January 2004 with the Securities and Exchange Commission. The securities were registered for resale on behalf of the company's shareholders and at the company's expense. Our business plan includes a need for cash of $192,500 by the end of June 2005. We plan to raise this capital through the sale of equity securities during the months of May and June 2005, however, at this time we do not have any agreements with or commitments from any financial source to provide this capital. During 2005, after raising funding, we intend to hire the following employees, and execute the following portions of our business plan: We will hire one marketing manager at a cost of $20,000 who will create, develop, and implement marketing programs for our company and our clients. We will hire one search engine placement expert at a cost of $12,000. They will create search engine optimization strategy for our web site by drafting the text in a fashion whereby the programming will attract search engines to list the site. This is done by targeting keywords or phrases related to the marketing industry. We intend to hire one office employee/bookeeper at a cost of $15,000. We also plan to purchase computers, furniture, and equipment at a cost of $25,000. We will also incur website development costs of $90,000 which will include site design, page design, graphic design, and software programming. We plan to budget $15,000 for rent and other operating expenses such as utilities, phone, faxes and general business related expenses from June through December 2005. We plan to begin marketing the company by listing on search engines in September 2005 spending $20,000 through December 2005.

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

CAMERON INTERNATIONAL HAS MINIMAL SALES, NO PROVEN MARKET, AND UNKNOWN CONSUMER DEMAND. IN AN EXTREME CASE, WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

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

     We require new funding of $192,500 in order to complete our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. We intend to use funding we receive to provide cash for our business plan during the next twelve months as we do not anticipate cash flows from sales to begin until the first quarter of 2006. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven services. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

WE HAVE OBTAINED A LISTING FOR TRADING OF OUR SHARES ON THE OTC ELECTRONIC BULLETIN BOARD. HOWEVER THERE HAS BEEN NO PUBLIC TRADING ACTIVITY AND OUR INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     We have obtained a listing for trading on the OTC Electronic Bulletin Board (symbol CMRN), however there has been no trading activity, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

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


CAMERON INTERNATIONAL, INC.

Date: 5/11/05


By: /s/ Stephen Samuels
   ------------------------------------
   Stephen Samuels, President