Form 10QSB
period 2005-06-30
CAMERON INTERNATIONAL INC
filed 2005-08-11
CIK 1281057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2005

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,480,000 shares of Common Stock outstanding as of June 30, 2005.

PART 1. FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of June 30, 2005 and results of operations and cash flows for the six months ended June 30, 2005 and 2004. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                               As of            As of
                                                              June 30,       December 31,
                                                                2005             2004
                                                              -------          -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                        $ 6,663          $ 3,791
                                                              -------          -------
TOTAL CURRENT ASSETS                                            6,663            3,791
                                                              -------          -------

      TOTAL ASSETS                                            $ 6,663          $ 3,791
                                                              =======          =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                                       $    --          $    --

STOCKHOLDERS' EQUITY
  Common stock, ($.001 par value, 50,000,000 shares
   authorized: 1,480,000 shares issued and outstanding
   as of June 30, 2005 and December 31, 2004)                   1,480            1,480
  Additional paid-in capital                                    4,320            4,320
  Retained Earnings                                             2,872               --
  Deficit accumulated during development stage                 (2,009)          (2,009)
                                                              -------          -------
TOTAL STOCKHOLDERS' EQUITY                                      6,663            3,791
                                                              -------          -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 6,663          $ 3,791
                                                              =======          =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                           December 30, 1999
                                            Six Months     Six Months       Three Months     Three Months     (inception)
                                              Ended           Ended            Ended            Ended           through
                                             June 30,        June 30,         June 30,         June 30,         June 30,
                                               2005            2004             2005             2004             2005
                                           -----------     -----------      -----------      -----------      -----------
REVENUES
  Revenues                                 $    14,250     $        --      $    13,250      $        --      $    14,250
                                           -----------     -----------      -----------      -----------      -----------
TOTAL REVENUES                                  14,250              --           13,250               --           14,250

GENERAL & ADMINISTRATIVE EXPENSES               11,378             120            8,172               --           13,387
                                           -----------     -----------      -----------      -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         11,378             120            8,172               --           13,387
                                           -----------     -----------      -----------      -----------      -----------

NET INCOME (LOSS)                          $     2,872     $      (120)     $     5,078      $        --      $       863
                                           ===========     ===========      ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE            $      0.00     $      0.00      $      0.00      $      0.00
                                           ===========     ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   1,480,000       1,480,000        1,480,000        1,479,945
                                           ===========     ===========      ===========      ===========

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From December 30, 1999 (inception) through June 30, 2005
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                       Common    Additional     Stock          During
                                          Common       Stock      Paid-in    Subscription   Development   Retained
                                          Stock        Amount     Capital     Receivable       Stage      Earnings     Total
                                          -----        ------     -------     ----------       -----      --------     -----
Balance, December 30, 1999                      --    $    --      $   --        $  --        $    --     $    --     $     --

Net lncome, December 31, 1999                                                                      --          --           --
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 1999                      --         --          --           --             --          --           --
                                        ==========    =======      ======        =====        =======     =======     ========
Net lncome, December 31, 2000                                                                      --          --           --
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2000                      --         --          --           --             --          --           --
                                        ==========    =======      ======        =====        =======     =======     ========
Net lncome, December 31, 2001                                                                      --          --           --
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2001                      --         --          --           --             --          --           --
                                        ==========    =======      ======        =====        =======     =======     ========
Net lncome, December 31, 2002                                                                      --          --           --
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2002                      --         --          --           --             --          --           --
                                        ==========    =======      ======        =====        =======     =======     ========
Common stock issued on August 15, 2003
to directors for services @ $0.001
per share                                1,000,000      1,000          --           --                                   1,000

Common stock issued on September 1,
through December 31, 2003 for cash
@ $0.01 per share                          470,000        470       4,230         (400)                                 (4,300

Net loss, December 31, 2003                                                                    (1,053)                  (1,053)
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2003               1,470,000      1,470       4,230         (400)        (1,053)                   4,247
                                        ==========    =======      ======        =====        =======     =======     ========
Common stock issued on January 2, 2004
for cash @ $0.01 per share                  10,000         10          90                                                  100

Stock subscription receivable                                                      400                                     400

Net loss Decmber 31, 2004                                                                        (956)                    (956)
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2004               1,480,000    $ 1,480      $4,320        $  --        $(2,009)    $    --     $  3,791
                                        ==========    =======      ======        =====        =======     =======     ========
Net loss, June 30, 2005                                                                                     2,872        2,872
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, JUNE 30, 2005                   1,480,000    $ 1,480      $4,320        $  --        $(2,009)    $ 2,872     $  6,663
                                        ==========    =======      ======        =====        =======     =======     ========

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           December 30, 1999
                                                 Six Months    Six Months     Three Months   Three Months     (inception)
                                                   Ended         Ended           Ended          Ended          through
                                                  June 30,      June 30,        June 30,       June 30,        June 30,
                                                    2005          2004            2005           2004            2005
                                                  -------       -------         -------        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ 2,872       $  (120)        $ 5,078        $    --         $   863
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Common stock issued for services                   --            --              --             --           1,000
                                                  -------       -------         -------        -------         -------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                          2,872          (120)          5,078             --           1,863

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                             --            --              --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                         --            --              --          4,800
  Stock subscription receivable                        --            --              --             --
                                                  -------       -------         -------        -------         -------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                             --            --              --             --           4,800
                                                  -------       -------         -------        -------         -------

NET INCREASE (DECREASE) IN CASH                     2,872          (120)          5,078             --           6,663

CASH AT BEGINNING OF PERIOD                         3,791         4,747           1,585          4,627              --
                                                  -------       -------         -------        -------         -------
CASH AT END OF PERIOD                             $ 6,663       $ 4,627         $ 6,663        $ 4,627         $ 6,663
                                                  =======       =======         =======        =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                   $    --       $    --         $    --        $    --         $    --
                                                  =======       =======         =======        =======         =======
  Income taxes paid                               $    --       $    --         $    --        $    --         $    --
                                                  =======       =======         =======        =======         =======

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2005


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

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2005


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net income of $863 during the period from December 30, 1999 (inception) through June 30, 2005. The Company's minimal activity raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $6,663 is sufficient to cover the expenses they will incur during the next twelve months.

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

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2005


NOTE 6. STOCK TRANSACTIONS

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

As of June 30, 2005 the Company had 1,480,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2005:

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

CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005

Our current cash balance is $6,663. Revenues were $13,250 for the quarter ending June 30, 2005 and -0- for the same quarter ending 2004. Operating Expenses were $8,172 for the quarter ended June 30, 2005 and -0- for the same period in 2004. We are in the initial phase of our principal operations and minimal revenues have been generated to date. As of the date of this filing, we have taken the following steps: developed our business plan, begun our company's marketing, begun sales, secured the URL CameronAgency.com, initiated our website, and registered the securities sold in September 2003 through January 2004 with the Securities and Exchange Commission. The securities were registered for resale on behalf of the company's shareholders and at the company's expense. Our business plan includes a need for cash of $192,500 by the end of October 2005. We plan to raise this capital through the sale of equity securities during the months of September and October 2005, however, at this time we do not have any agreements with or commitments from any financial source to provide this capital. During 2005, after raising funding, we intend to hire the following employees, and execute the following portions of our business plan: We will hire one marketing manager at a cost of $20,000 who will create, develop, and implement marketing programs for our company and our clients. We will hire one search engine placement expert at a cost of $12,000. They will create search engine optimization strategy for our web site by drafting the text in a fashion whereby the programming will attract search engines to list the site. This is done by targeting keywords or phrases related to the marketing industry. We intend to hire one office employee/bookeeper at a cost of $15,000. We also plan to purchase computers, furniture, and equipment at a cost of $25,000. We will also incur website development costs of $90,000 which will include site design, page design, graphic design, and software programming. We plan to budget $15,000 for rent and other operating expenses such as utilities, phone, faxes and general business related expenses from November 2005 through May 2006. We plan to begin marketing the company by listing on search engines in December 2005 spending $20,000 through March 2006.

RISKS

Investors in Cameron International, Inc. should carefully consider the following material risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY. WE HAVE TAKEN INITIAL STEPS IN FURTHERANCE OF OUR PLAN OF OPERATION. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have begun our sales, however, we have not yet become profitable. While we expect sales to continue, we expect we will incur losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to achieve profitability or continue operations.

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

     We require new funding of $192,500 in order to complete our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. We intend to use funding we receive to provide cash for our business plan during the next twelve months as we do not anticipate cash flows from sales to begin until the second quarter of 2006. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven services. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

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

THE CURRENT OFFICER, STEPHEN SAMUELS, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY TWO TO FOUR HOURS PER WEEK TO COMPANY MATTERS, AND AT THE SAME TIME, HE IS INVOLVED IN OTHER BUSINESS ACTIVITIES. CAMERON'S NEEDS FOR HIS TIME AND SERVICES COULD CONFLICT WITH HIS OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE CAMERON'S AFFAIRS, RESULTING IN CAMERON REMAINING A START-UP COMPANY WITH LIMITED OPERATIONS, REVENUES, AND PROFITS.

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

CAMERON INTERNATIONAL, INC.

Date: 08/11/05


By: /s/ Stephen Samuels
   ------------------------------------
   Stephen Samuels, President