Form 10QSB
period 2005-09-30
CAMERON INTERNATIONAL INC
filed 2005-11-08
CIK 1281057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For Period ended September 30, 2005

                        Commission File Number 333-114392


                           CAMERON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


        NEVADA                                           51-0477291
(State of Incorporation)                    (I.R.S. Employer Identification No.)


        Hangar 8, 2828 Donald Douglas Loop North, Santa Monica, CA 90405
               (Address of Principal Executive Offices) (Zip Code)


                                 (775) 352-4065
              (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,480,000 shares of Common Stock outstanding as of September 30, 2005.

                          PART 1 FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of September 30, 2005 and results of operations and cash flows for the six months ended September 30, 2005 and 2004. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of             As of
                                                                 September 30,     December 31,
                                                                     2005              2004
                                                                   -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 1,395           $ 3,791
                                                                   -------           -------
TOTAL CURRENT ASSETS                                                 1,395             3,791
                                                                   -------           -------

      TOTAL ASSETS                                                 $ 1,395           $ 3,791
                                                                   =======           =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                                            $    --           $    --

STOCKHOLDERS' EQUITY
  Common stock, ($.001 par value, 50,000,000 shares
   authorized: 1,480,000 shares issued and outstanding
   as of September 30, 2005 and December 31, 2004)                   1,480             1,480
  Additional paid-in capital                                         4,320             4,320
  Retained Earnings                                                 (2,396)               --
  Deficit accumulated during development stage                      (2,009)           (2,009)
                                                                   -------           -------
TOTAL STOCKHOLDERS' EQUITY                                           1,395             3,791
                                                                   -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 1,395           $ 3,791
                                                                   =======           =======


                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                       December 30, 1999
                                          Nine Months     Nine Months    Three Months    Three Months    (inception)
                                            Ended           Ended           Ended           Ended          through
                                         September 30,   September 30,   September 30,   September 30,   September 30,
                                             2005            2004            2005            2004            2005
                                          -----------     -----------     -----------     -----------     -----------
REVENUES
  Revenues                                $    15,000     $        --     $       750     $        --     $    15,000
                                          -----------     -----------     -----------     -----------     -----------
TOTAL REVENUES                                 15,000              --             750              --          15,000

GENERAL & ADMINISTRATIVE EXPENSES              17,396             920           6,018             800          19,405
                                          -----------     -----------     -----------     -----------     -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        17,396             920           6,018             800          19,405
                                          -----------     -----------     -----------     -----------     -----------

NET INCOME (LOSS)                         $    (2,396)    $      (920)    $    (5,268)    $      (800)    $    (4,405)
                                          ===========     ===========     ===========     ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE           $     (0.00)    $      0.00     $     (0.00)    $     (0.00)
                                          ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,480,000       1,479,964       1,480,000       1,480,000
                                          ===========     ===========     ===========     ===========


                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From December 30, 1999 (inception) through September 30, 2005
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                       Common    Additional     Stock          During
                                          Common       Stock      Paid-in    Subscription   Development   Retained
                                          Stock        Amount     Capital     Receivable       Stage      Earnings     Total
                                          -----        ------     -------     ----------       -----      --------     -----
Balance, December 30, 1999                      --    $    --      $   --        $  --        $    --     $    --     $     --

Net lncome, December 31, 1999                                                                      --          --           --
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 1999                      --         --          --           --             --          --           --
                                        ==========    =======      ======        =====        =======     =======     ========
Net lncome, December 31, 2000                                                                      --          --           --
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2000                      --         --          --           --             --          --           --
                                        ==========    =======      ======        =====        =======     =======     ========
Net lncome, December 31, 2001                                                                      --          --           --
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2001                      --         --          --           --             --          --           --
                                        ==========    =======      ======        =====        =======     =======     ========
Net lncome, December 31, 2002                                                                      --          --           --
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2002                      --         --          --           --             --          --           --
                                        ==========    =======      ======        =====        =======     =======     ========
Common stock issued on August 15, 2003
to directors for services @ $0.001
per share                                1,000,000      1,000          --           --                                   1,000

Common stock issued on September 1,
through December 31, 2003 for cash
@ $0.01 per share                          470,000        470       4,230         (400)                                 (4,300

Net loss, December 31, 2003                                                                    (1,053)                  (1,053)
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2003               1,470,000      1,470       4,230         (400)        (1,053)         --        4,247
                                        ==========    =======      ======        =====        =======     =======     ========
Common stock issued on January 2, 2004
for cash @ $0.01 per share                  10,000         10          90                                                  100

Stock subscription receivable                                                      400                                     400

Net loss Decmber 31, 2004                                                                        (956)                    (956)
                                        ----------    -------      ------        -----        -------     -------     --------
BALANCE, DECEMBER 31, 2004               1,480,000    $ 1,480      $4,320        $  --        $(2,009)    $    --     $  3,791
                                        ==========    =======      ======        =====        =======     =======     ========
Net loss, September 30, 2005                                                                               (2,396)      (2,396)
                                        ----------    -------      ------        -----        -------     -------     --------

BALANCE, SEPTEMBER 30, 2005              1,480,000    $ 1,480      $4,320        $  --        $(2,009)    $(2,396)    $  1,395
                                        ==========    =======      ======        =====        =======     =======     ========

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                                  December 30, 1999
                                                  Nine Months      Nine Months     Three Months     Three Months     (inception)
                                                    Ended            Ended            Ended            Ended           through
                                                 September 30,    September 30,    September 30,    September 30,    September 30,
                                                     2005             2004             2005             2004             2005
                                                   --------         --------         --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (2,396)        $   (920)        $ (5,268)        $   (800)        $ (4,405)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Common stock issued for services                     --               --               --               --            1,000
                                                   --------         --------         --------         --------         --------
       NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                         (2,396)            (920)          (5,268)            (800)          (3,405)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                             --               --               --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                           --              100               --               --            4,800
  Stock subscription receivable                          --              400               --               --               --
                                                   --------         --------         --------         --------         --------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                             --              500               --               --            4,800
                                                   --------         --------         --------         --------         --------

NET INCREASE (DECREASE) IN CASH                      (2,396)            (420)          (5,268)            (800)           1,395

CASH AT BEGINNING OF PERIOD                           3,791            4,247            6,663            4,627               --
                                                   --------         --------         --------         --------         --------

CASH AT END OF PERIOD                              $  1,395         $  3,827         $  1,395         $  3,827         $  1,395
                                                   ========         ========         ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                    $                $                $     --         $     --         $     --
                                                   ========         ========         ========         ========         ========
  Income taxes paid                                $                $                $     --         $     --         $     --
                                                   ========         ========         ========         ========         ========

                       See Notes to Financial Statements

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


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

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net loss of $4,405 during the period from December 30, 1999 (inception) through September 30, 2005. The Company's minimal activity raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $1,395 is sufficient to cover the expenses they will incur during the next twelve months.

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

                           CAMERON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


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

As of September 30, 2005 the Company had 1,480,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2005:

     *    Common  stock,  $  0.001  par  value:  50,000,000  shares  authorized:
          1,480,000 shares issued and outstanding.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Our current cash balance is $1,395. Revenues were $750 for the quarter ending September 30, 2005 and -0- for the same quarter ending 2004. Operating Expenses were $6,018 for the quarter ended September 30, 2005 and -0- for the same period in 2004. We are in the initial phase of our principal operations and minimal revenues have been generated to date. As of the date of this filing, we have taken the following steps: developed our business plan, begun our company's marketing, begun sales, secured the URL CameronAgency.com, initiated our website, and registered the securities sold in September 2003 through January 2004 with the Securities and Exchange Commission. The securities were registered for resale on behalf of the company's shareholders and at the company's expense. Our business plan includes a need for cash of $192,500 by the end of December 2005. We plan to raise this capital through the sale of equity securities during the months of November and December 2005, however, at this time we do not have any agreements with or commitments from any financial source to provide this capital. During 2005, after raising funding, we intend to hire the following employees, and execute the following portions of our business plan: We will hire one marketing manager at a cost of $20,000 who will create, develop, and implement marketing programs for our company and our clients. We will hire one search engine placement expert at a cost of $12,000. They will create search engine optimization strategy for our web site by drafting the text in a fashion whereby the programming will attract search engines to list the site. This is done by targeting keywords or phrases related to the marketing industry. We intend to hire one office employee/bookkeeper at a cost of $15,000. We also plan to purchase computers, furniture, and equipment at a cost of $25,000. We will also incur website development costs of $90,000 which will include site design, page design, graphic design, and software programming. We plan to budget $15,000 for rent and other operating expenses such as utilities, phone, faxes and general business related expenses from January 2006 through May 2006. We plan to begin marketing the company by listing on search engines in January 2006 spending $20,000 through March 2006.

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

WE HAVE OBTAINED A LISTING FOR TRADING OF OUR SHARES ON THE OTC ELECTRONIC BULLETIN BOARD. HOWEVER THERE HAS BEEN LIMITED PUBLIC TRADING ACTIVITY AND OUR INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     We have obtained a listing for trading on the OTC Electronic Bulletin Board (symbol CMRN), however there has been limited trading activity, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

OUR SOLE DIRECTOR/OFFICER BENEFICIALLY OWNS 68% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

     Due to the controlling amount of his share ownership in our company, if our sole director/officer decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If our director/officer decides to sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of our director or officer (affiliate) to sell shares by limiting the sales of securities made under Rule 144 during any three_month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

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

THE CURRENT OFFICER, STEPHEN SAMUELS, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 15 HOURS PER WEEK TO COMPANY MATTERS, AND AT THE SAME TIME, HE IS INVOLVED IN OTHER BUSINESS ACTIVITIES. CAMERON'S NEEDS FOR HIS TIME AND SERVICES COULD CONFLICT WITH HIS OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE CAMERON'S AFFAIRS, RESULTING IN CAMERON REMAINING A START-UP COMPANY WITH LIMITED OPERATIONS, REVENUES, AND PROFITS.

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

CAMERON INTERNATIONAL, INC.

Date: 11/8/05


By: /s/ Stephen Samuels
   ------------------------------------
   Stephen Samuels, President